Form 10QSB
period 2006-03-31
RIVET ACQUISITION CORP
filed 2006-05-11
CIK 1122115

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

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

Check whether the registrant (1) filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes  X     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                        Outstanding at March 31, 2006

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                   PART I  -- FINANCIAL INFORMATION

                 RIVET ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                       AS OF MARCH 31, 2006
                           (Unaudited)
                      -----------------------
                                            ASSETS
                                              ------

Cash                                          $ 100
                                             ------
TOTAL ASSETS                                  $ 100
                                             ======



        LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------


LIABILITIES                                    $  -

STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding                      -

Common Stock, $.0001 par value,
 100,000,000 shares authorized,
 1,000,000 issued and outstanding                100

Additional paid-in capital                       535

Deficit accumulated during
    development stage                           (535)
                                                -----
 Total Stockholder's Equity                      100
                                                -----
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                         $ 100
                                                =====



             See accompanying notes to financial statements
                                    2

                     RIVET ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             (Unaudited)
                       -----------------------

                        For the             For the             March 24,
                       3-Months             3-Months            1999
                         Ended               Ended            (Inception)
                      March 31,            March 31,          to March 31,
                          2006                2005              2006


Income                 $  -                $  -                $  -

Expenses
  Organization
       expense            -                   -                  535
                       -------             -------             -------

   Total expenses         -                   -                  535

                       -------             -------             -------

NET LOSS                  -                  -                  (535)
                       =======             =======             =======

                See accompanying notes to financial statements
                                       3

                      RIVET ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO MARCH 31, 2006
                                  (Unaudited)
                              --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------          -----         -----
Common Stock Issuance       1,000,000    $ 100      $  -           $  -           $ 100
Fair value of expenses
 contributed                   -           -          535             -             535

Net loss for the years ended:
 December 31, 1999             -           -           -             (535)         (535)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 March 31, 2006                -           -           -               -             -
-----------                 ------        -----      ------          -----         -----
BALANCE AT
 March 31, 2006            1,000,000       100       $ 535           $(535)        $ 100
============               =========      =====       =====           ====         =====

                    See accompanying notes to financial statements
                                                     4

                           RIVET ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                              ------------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               March 31, 2006     March 31, 2005      March 31, 2006
                              -----------         -----------         ------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:

Net loss                        $    -              $   -               $  (535)
Adjustment to reconcile
 net loss to net cash used by
 operating activities

Contributed expenses                 -                  -                   535
                                -------              ------               --------
 Net Cash Used In Operating
       Activities                    -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   INVESTING ACTIVITIES              -                  -                    -
                                -------              ------               --------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

 Proceeds from issuance of
      common stock                   -                   -                   100
                                -------              -------               --------
     Net Cash Provided By Financing
       Activities                    -                   -                   100
                                -------              -------               --------
INCREASE IN CASH AND
  CASH EQUIVALENTS                   -                   -                   100

CASH AND CASH  EQUIVALENTS
 - BEGINNING OF PERIOD              100                  100                  -
                                -------               -------             --------
CASH AND CASH EQUIVALENTS
 - END OF PERIOD                  $ 100                $ 100              $  100
===============                 ========               =======            ========

                    See accompanying notes to financial statements

                           RIVET ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                               AS OF MARCH 31, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

Rivet Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

                           RIVET ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006
                              -----------------------

(E) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company has adopted SFAS No. 123 (R) in its first quarter ending March 31, 2006. The Company has determined that the provisions of SFAS No. 123 (R) will not have an effect on its financial statement presentation or disclosures.

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

                           RIVET ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                AS OF MARCH 31, 2006
                              -----------------------

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2006 represents the fair value of the amount of organization and professional costs incurred by related parties on behalf of the Company (See Note 4).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 401(g) of Regulation S-B:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:   May 11, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE             DATE

   /s/ James M. Cassidy             Director          May 11, 2006