Form 10QSB
period 2006-09-30
Tempest Microsystems, Inc.
filed 2006-11-14
CIK 1122115

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB
(Mark One)
[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2006
   OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to

                      Commission file number 0-31399

                       TEMPEST MICROSYSTEMS, INC.
                (FORMERLY RIVET ACQUISITION CORPORATION)
           (Exact name of registrant as specified in its charter)

              Delaware                             52-2257547
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


         13125 DANIELSON STREET, SUITE 101, POWAY, CALIFORNIA 92064
           (Address of principal executive offices)  (zip code)

                             858/456-3800
          (Registrant's telephone number, including area code)

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

         Class                        Outstanding at September 30, 2006

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None



                PART I  -- FINANCIAL INFORMATION

                      TEMPEST MICROSYSTEMS, INC.
              (FORMERLY RIVET ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                     AS OF SEPTEMBER 30, 2006
                           (Unaudited)
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
                                                =====



             See accompanying notes to financial statements
                                    2

                      TEMPEST MICROSYSTEMS, INC.
              (FORMERLY RIVET ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                           (Unaudited)
                      -----------------------

	            	For the  	For the		For the	    For the    	March 24,
        	     	3-Months	3-Months	9-Months    9-Months   	1999
             		Ended		Ended   	Ended	    Ended	(Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	to June 30,
             		2006            2005        	2006	    2005	2006

Income       		$  -        	$  -       	$  -	    $   -	$  -


Expenses
 Professional Fees	   -		   -		  780			   780
 Organization
    expense        	   -		   -	       	   -		-	   535
                       ------- 		-------  	------	    -------	-------

   Total expenses          -               -       	  780		-	 1,315
                       ------- 		-------  	------	    -------	-------

NET LOSS                   -               -        	 (780)		-	(1,315)
                       =======          =======		======	    ========	=======

                See accompanying notes to financial statements
                                       3

                            TEMPEST MICROSYSTEMS, INC.
                   (FORMERLY RIVET ACQUISITION CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION)
                              TO SEPTEMBER 30, 2006
                                   (Unaudited)
                              --------------------

                                                                   Deficit
                                                                   Accumulated
                                                    Additional     During
                            Common Stock Issued     Paid-In        Development
                            Shares      Amount      Capital        Stage          Total
-----------                 ------        -----      ------        -----          -----
Common Stock Issuance       1,000,000    $ 100      $  -           $  -           $   100

Fair value of expenses
 contributed                   -           -         1,315             -           1,315

Net loss for the years ended:
 December 31, 1999             -           -           -              (535)         (535)
 December 31, 2000             -           -           -               -             -
 December 31, 2001             -           -           -               -             -
 December 31, 2002             -           -           -               -             -
 December 31, 2003             -           -           -               -             -
 December 31, 2004             -           -           -               -             -
 December 31, 2005             -           -           -               -             -
 Sept 30, 2006                 -           -           -              (780)         (780)
-----------                 ------        -----      ------          ------         -----
BALANCE AT
  Sept 30, 2006            1,000,000       100       $1,315         $(1,315)       $ 100
============               =========      =====       =====         =======         =====

                    See accompanying notes to financial statements
                                                     4

                            TEMPEST MICROSYSTEMS, INC.
                        (FORMERLY RIVET ACQUISITION CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                             ------------------------
                                                                      For The Period
                                                                      From
                               January 1,         January 1,          March 24, 1999
                               2006 to            2005 to             (Inception) to
                               Sept 30, 2006      Sept 30, 2005       Sept 30, 2006
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
===============                 ========               =======            ========

                    See accompanying notes to financial statements

                             TEMPEST MICROSYSTEMS, INC.
                       (FORMERLY RIVET ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             AS OF September 30, 2006
                                   ---------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   Organization and Business Operations

Tempest Microsystems, Inc. (a development stage company) formerly Rivet Acquisition Corporation until its name change on August 28, 2006 ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2005 and 2004 and for the nine months ended September 30, 2006.

                             TEMPEST MICROSYSTEMS, INC.
                       (FORMERLY RIVET ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                             AS OF September 30, 2006
                              -----------------------

(E) Recent Accounting Pronouncements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.
SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2006 represents the fair value of the amount of organization costs and professional fees incurred by related parties on behalf of the Company (See Note 4).

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

NOTE 5     SUBSEQUENT EVENTS


On October 18, 2006, the Company effected a change in control of the Company to Tempest Microsystems, Inc. (California) in the anticipation of the transfer of the assets and liabilities of Tempest Microsystems, Inc. (California) to the Company. The former sole shareholder of the Company sold 650,000 of the 1,000,000 outstanding shares of the Company's stock to Tempest Microsystems, Inc. (California) and the Company issued 1,470,000 shares of its common stock to Wardley, Walsh, Wellesley and Company for future investment services. A new director and officer of the Company was elected and appointed and the resignation of the former officer and director was accepted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     On August 29, 2006, the COmpany changed its name to Tempest
Microsystems, Inc. in anticipation of a change of control of the Company.

     On October 18, 2006, such change in control was effected by the sale by the Company's then sole shareholder of 650,000 of the 1,000,000 outstanding shares of the Company's common stock to Tempest Microsystems, Inc. (California). The Company also issued 1,470,000 shares of its common stock to Wardley, Walsh, Wellesley and Company.

     Also on October 18, 2006, a new director was elected and a new officer of the Company appointed and the resignation of the former officer and director was accepted. The Company filed a Report on Form 8-K on October 20, 2006.

     Tempest Microsystems, Inc. (California) offers a variety of video solutions to the security industry and surveillance market. Tempest Microsystems,Inc.(California) is currently focusing its marketing efforts on promoting its line of digital video recorders and associated software and services. Tempest (California)'s digital recorders can be combined with traditional analog CCTV cameras or digital video cameras to provide a complete security and remote monitoring system. Business intelligence software, internet-based archiving and patented camera technologies are all currently being designed and produced by Tempest (California).

     The services and products offered by Tempest (California) include:

     The Digital Video Recorder Platform. This is a Linux-based embedded solution leveraging various PC-based platforms optimized for each target vertical. The 8000 series is targeted for small business or residential applications, the 9000 series is designed for medium sized business, the Octane is targeted for mobile applications, and the 15000 series targets Enterprise applications.

     Business Intelligence Software Tracking Software. Optional business and video software upgrades that work on most DVRs and are useful for tracking business trends.

     Paragon Panaoramic 360 Object Tracking. The Paragon is a patented technology that integrates a 4-megapixel digital video camera, pan/tilt/zoom camera, and digital video recorder. The camera has a full 360 degree view with no blind spots, and can be mounted in a ceiling to monitor an entire room or building. The Paragon can continuously track the movements of either a person or an object. The DRV allows the Paragon to store video of everything that has happened on the premises, as well as a searchable history of all events.

     IP Based Connectivity. Each Tempest (California) product records audio, video, and transactional data independently and can be accessed via the network or the internet. The data can then be observed remotely through the use of a personal computer or PDA device. Each product can register with the Tempest Gateway for health monitoring and other services, simplified centralized access and management. Tempest Gateway supports central monitoring stations and is being interfaced with third party software.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     The Registrant filed a Form 8-K on August 28, 2006 reporting its change in name.

      The Registrant also filed a Form 8-K on October 20, 2006, reporting its change in control.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TEMPEST MICROSYSTEMS, INC.
                                 (FORMERLY RIVET ACQUISITION CORPORATION)

                                 By:   /s/ Michael Mojaver
                                            President

Dated:   November 14, 2006

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME               OFFICE             DATE

   Michael Mojaver	Director           November 14, 2006